Form 10-K
period 2005-12-31
LEHMAN ABS CORP SPRINT CAPITAL BACK SER 2003 17 CLASS A 1
filed 2006-03-27
CIK 1268305

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

     For the fiscal year ended December 31, 2005

                                      or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                       Commission File Number: 001-31889


                            Lehman ABS Corporation,
                                 on behalf of:
 Corporate Backed Trust Certificates, Sprint Capital Note-Backed
                             Series 2003-17 Trust
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      13-3447441
----------------------------------  --------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    745 Seventh Avenue, New York, New York              10019
   ---------------------------------------  -----------------------------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.

Yes [ ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]    No [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days.
Yes [X]    No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ]    No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]    No [X]

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

Sprint Nextel Corporation, the underlying securities guarantor, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on the underlying securities guarantor, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under Sprint Corporations's Exchange Act file number, 001-04721. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the underlying securities guarantor may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the underlying securities issuer, the underlying securities guarantor or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                    PART I

Item 1. Business.
         Not Applicable

Item 1A. Risk Factors.
         Not Applicable

Item 1B. Unresolved Staff Comments.
         Not Applicable

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

Item 9B.  Other Information.
         None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
         Not Applicable

Item 11.   Executive Compensation.
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.
         Not Applicable

Item 13.  Certain Relationships and Related Transactions.
         None

Item 14.  Principal Accounting Fees and Services.
         Not Applicable

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.

         (a) The following documents have been filed as part of this report.

             1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

----------------------------------------------------------------------------- ---------------------- ---------------
                             Trust Description                                  Distribution Date       Filed on
----------------------------------------------------------------------------- ---------------------- ---------------
Corporate Backed Trust Certificates, Sprint Capital Note-Backed Series             05/15/2005          05/26/2005
2003-17 Trust                                                                      11/15/2005          11/22/2005
----------------------------------------------------------------------------- ---------------------- ---------------


             2.   None.

             3.   Exhibits:

                  31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.3 - Report of Aston Bell, CPA.

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

                                   Lehman ABS Corporation, as Depositor for the
                                   Trust (the "Registrant")



Dated:  March 27, 2006             By:      /s/ CHARLES M. WEAVER
                                      ------------------------------------------
                                   Name:    Charles M. Weaver
                                   Title:   Senior Vice President



                                 EXHIBIT INDEX

------------------------------------------------------------------------------------------
   Reference                    Description of Exhibits                  Exhibit Number
  Number per                                                            in this Form 10-K
  Item 601 of
 Regulation SK
------------------------------------------------------------------------------------------

     (31.1)     Certification by Senior Vice President of the                 31.1
                Registrant pursuant to 15 U.S.C. Section 7241, as
                adopted pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002.
------------------------------------------------------------------------------------------
     (31.2)     Annual Compliance Report by Trustee pursuant to 15
                U.S.C. Section 7241, as adopted pursuant to Section           31.2
                302 of the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------------------
     (31.3)     Report of Aston Bell, CPA.                                    31.3
------------------------------------------------------------------------------------------